Form 10QSB
period 2007-03-31
SCOUT ACQUISITION INC
filed 2007-05-15
CIK 1358342

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SCOUT ACQUISITION, INC.

- INDEX -

Page(s)
PART I - FINANCIAL INFORMATION:

Item 1. Unaudited Financial Statements

Balance Sheet as of March 31, 2007	F - 1

Statements of Operations for the Three Months Ended March 31, 2007 (unaudited),	F - 2
the Period from January 3, 2006 (inception) through March 31, 2006 and the
Period from January 3, 2006 (inception) through March 31, 2007 (unaudited)

Statement of Stockholders’ Deficiency from January 3, 2006 (inception)	F - 3
to March 31, 2007

Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited),	F - 4
the Period from January 3, 2006 (inception) through March 31, 2006 and the
Period from January 3, 2006 (inception) through March 31, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F - 5 - F - 8

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

ASSETS
March 31, 2007
CURRENT ASSETS:
Cash	$30,820
Prepaid expenses	3,125
TOTAL CURRENT ASSETS	33,945

TOTAL ASSETS	$33,945

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,500

LONG TERM LIABILITIES:
Loans from stockholders	53,750
Accrued interest payable	929
54,679

TOTAL LIABILITIES	61,179

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	24,850
Deficit accumulated during the development stage	(52,234)

TOTAL STOCKHOLDERS’ DEFICIENCY	(27,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$33,945

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2007	Period from January 3, 2006 (Inception) through March 31, 2006	Period from January 3, 2006 (Inception) through March 31, 2007
	(unaudited)		(unaudited)

REVENUE	$-	$-	$-

General and administrative expenses	12,576	12,500	51,305

LOSS BEFORE OTHER EXPENSES	(12,576)	(12,500)	(51,305)

OTHER EXPENSES:
Interest expense	304	125	929

NET (LOSS)	$(12,880)	$(12,625)	$(52,234)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss) (unaudited)	-	-	-	-	-	(12,880)	(12,880)
BALANCE, MARCH 31, 2007 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(52,234)	$(27,234)

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2007	Period from January 3, 2006 (Inception) through March 31, 2006	Period from January 3, 2006 (Inception) through March 31, 2007
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,880)	$(12,625)	$(52,234)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest payable	304	125	929
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,125	-	(3,125)
Increase in accounts payable and accrued expenses	5,000	-	6,500
Net cash used in operating activities	(4,451)	(12,500)	(47,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	35,000	12,500	53,750
Net cash provided by financing activities	35,000	12,500	78,750

NET INCREASE IN CASH	30,549	-	30,820

Cash, beginning of period	271	-	-

CASH, END OF PERIOD	$30,820	$-	$30,820

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Stock subscription receivable	$-	$25,000	$-

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Scout Acquisition, Inc. (the "Company"), was incorporated in the state of Delaware on January 3, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

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

The Company has approximately $11,000 in gross deferred tax assets at March 31, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

NOTE 5 -  INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of March 31, 2007 and for the period January 3, 2006 (inception) through March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On February 22, 2007, the Company issued four promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC and Sands Brothers Venture Capital IV LLC, respectively (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on February 22, 2009.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

Date: May 15, 2007	SCOUT ACQUISITION, INC.

By: /s/ Scott Baily
Name: Scott Baily
Title: President

3