Form 10QSB
period 2007-06-30
SCOUT ACQUISITION INC
filed 2007-08-13
CIK 1358342

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCOUT ACQUISITION, INC.

- INDEX -

Page(s)
PART I - FINANCIAL INFORMATION:

Item 1. Unaudited Financial Statements

Balance Sheet as of June 30, 2007	F - 1

Statements of Operations for the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended June 30, 2007, from January 3, 2006 (inception) through June 30, 2006 and the Cumulative Period from January 3, 2006 (inception) through June 30, 2007
F - 2

Statement of Stockholders’ Deficiency from January 3, 2006 (inception) to June 30, 2007	F - 3

Statements of Cash Flows for the Six Months Ended June 30, 2007, from January 3, 2006 (inception) through June 3, 2006 and the Cumulative Period from January 3, 2006 (inception) through June 30, 2007	F - 4

Notes to Financial Statements (unaudited)	F - 5 - F - 7

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS:
Cash	$21,523

TOTAL ASSETS	$21,523

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued interest payable	$2,017

LONG TERM LIABILITIES:
Loans from stockholders	53,750

TOTAL LIABILITIES	55,767

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	24,850
Deficit accumulated during the development stage	(59,244)

TOTAL STOCKHOLDERS’ DEFICIENCY	(34,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$21,523

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	Period from January 3, 2006 (Inception) to June 30,	For the Cumulative Period from January 3, 2006 (inception) to June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	5,922	8,089	18,498	20,589	57,227

(LOSS) BEFORE OTHER EXPENSES	(5,922)	(8,089)	(18,498)	(20,589)	(57,227)

OTHER EXPENSES:
Interest expense	1,088	125	1,392	250	2,017

NET (LOSS)	$(7,010)	$(8,214)	$(19,890)	$(20,839)	$(59,244)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(.00)	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss) (unaudited)	-	-	-	-	-	(19,890)	(19,890)
BALANCE, JUNE 30, 2007 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(59,244)	$(34,244)

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2007	Period from January 3, 2006 (Inception) to June 30, 2006	For the Cumulative Period from January 3, 2006 (inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(19,890)	$(20,839)	$(59,244)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,250	-	-
Increase (decrease) in accounts payable and accrued expenses	(108)	8,339	2,017
Net cash used in operating activities	(13,748)	(12,500)	(57,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000	25,000
Proceeds from stockholder loans	35,000	12,500	53,750
Net cash provided by financing activities	35,000	37,500	78,750

NET INCREASE IN CASH	21,252	25,000	21,523

Cash, beginning of period	271	-	-
CASH, END OF PERIOD	$21,523	$25,000	$21,523

See accompanying notes to unaudited financial statements

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

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

The Company has approximately $11,000 in gross deferred tax assets at June 30, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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
June 30, 2007

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
June 30, 2007

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

NOTE 5 -  INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2007 and for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period January 3, 2006 (inception) through June 30, 2006 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Scout Acquisition, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 9, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT ACQUISITION, INC.

Date: August 13, 2007	By:	/s/ Scott Baily
Name: Scott Baily Title: President

3