Form 10KSB
period 2007-12-31
SCOUT ACQUISITION INC
filed 2008-03-28
CIK 1358342

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52087

Scout Acquisition, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0133324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sands Brothers Venture Capital LLC 90 Park Avenue, 31st Floor New York, New York	10016
(Address of principal executive offices)	(zip code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No. ☐

The Company’s revenues for fiscal year ended December 31, 2007 were $0.

As of March 28, 2008, there were 1,500,000 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Scout Acquisition, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive offices at c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, New York 10016. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2006, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (January 3, 2006) through December 31, 2007, we have incurred a net loss of $80,630. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.0001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently owns 100% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to control the operations of the Company and, acting together, control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

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

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 28, 2008, there were four holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 3, 2006, the Registrant sold an aggregate of 1,500,000 shares of Common Stock to Sands Brothers Venture Capital LLC (“SBV”), Sands Brothers Venture Capital II LLC (“SBV-II”), Sands Brothers Venture Capital III LLC (“SBV-III”), and Sands Brothers Venture Capital IV LLC (“SBV-IV”) for an aggregate investment of $25,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on January 3, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our sole officer and director is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Item 7. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
DECEMBER 31, 2007

- TABLE OF CONTENTS -

Page(s)
Financial Statements:

Report of Independent Registered Public Accountants	F - 1

Balance Sheets as of December 31, 2007 and 2006	F - 2

Statements of Operations for the Year Ended December 31, 2007 and for the Periods from January 3, 2006 (inception) through December 31, 2006 and 2007	F - 3

Statement of Stockholders’ Deficiency from January 3, 2006 (inception) to December 31, 2007	F - 4

Statements of Cash Flows for the Year Ended December 31, 2007 and for the Periods from January 3, 2006 (inception) through December 31, 2006 and 2007	F - 5

Notes to Financial Statements	F - 6 - F - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Scout Acquisition, Inc.

We have audited the accompanying balance sheet of Scout Acquisition, Inc. (a development stage company) (“the Company”) as of December 31, 2007, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended, the period January 3, 2006 (inception) through December 31, 2006, and the cumulative period January 3, 2006 (inception) through December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scout Acquisition, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, the period January 3, 2006 (inception) through December 31, 2006, and the cumulative period January 3, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 21, 2008

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$6,454	$271
Prepaid Expenses	2,500	6,250
TOTAL ASSETS	$8,954	$6,521

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,834	$2,125
TOTAL CURRENT LIABILITIES	10,834	2,125

LONG TERM LIABILITIES:
Loans from stockholders	53,750	18,750

TOTAL LIABILITIES	64,584	20,875

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(80,630)	(39,354)

TOTAL STOCKHOLDERS’ DEFICIENCY	(55,630)	(14,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,954	$6,521

See accompanying notes to financial statements.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,	For The Period From January 3, 2006 (Inception) to December 31,	For the Cumulative Period from January 3, 2006 (Inception) to December 31,
	2007	2006	2007
REVENUE	$-	$-	$-

General and administrative expenses	38,067	38,729	76,796

LOSS BEFORE OTHER EXPENSES	(38,067)	(38,729)	(76,796)

OTHER EXPENSES:
Interest expense	3,209	625	3,834

NET (LOSS)	$(41,276)	$(39,354)	$(80,630)

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,000	1,500,000

See accompanying notes to financial statements.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss)	-	-	-	-	-	(41,276)	(41,276)
BALANCE, DECEMBER 31, 2007	-	$-	1,500,000	$150	$24,850	$(80,630)	$(55,630)

See accompanying notes to financial statements.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period From January 3, 2006 (Inception) to December 31, 2006	For the Cumulative Period from January 3, 2006 (Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,276)	$(39,354)	$(80,630)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	3,750	(6,250)	(2,500)
Increase in accounts payable and accrued expenses	8,709	2,125	10,834
Net cash used in operating activities	(28,817)	(43,479)	(72,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000	25,000
Proceeds from stockholder loans	35,000	18,750	53,750
Net cash provided by financing activities	35,000	43,750	78,750

NET INCREASE IN CASH	6,183	$271	$6,454

Cash, beginning of period	271	-	-

CASH, END OF PERIOD	$6,454	$271	$6,454

See accompanying notes to financial statements.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through December 31, 2007 of $80,630. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

(d)	Cash Equivalents:

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

The Company has approximately $15,600 and $5,900 in gross deferred tax assets at December 31, 2007 and 2006, respectively, resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain. The valuation allowance increased $9,700 in 2007.

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementation FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company has no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

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

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 -  LOANS FROM STOCKHOLDERS:

On January 3, 2006 and July 1, 2006, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $12,500 and $6,250, respectively. These loans accrue interest at a rate of 4.00% per annum. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans will mature on December 31, 2010.

On February 22, 2007, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans shall accrue interest at a rate of 8.25% per annum. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans will mature on February 22, 2009.

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans shall accrue interest at a rate of 8.25% per annum. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans will mature on March 13, 2010.

As of December 31, 2007, accrued expenses include accrued interest on the loans from stockholders of $3,834.

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is eighty five million (85,000,000). These shares are divided into two classes with 75,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”).

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

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 -  INCOME TAXES:

The provision for (benefit from) income taxes consists of the following.

	For The Year Ended December 31, 2007	For The Period From January 3, 2006 (Inception) to December 31, 2006	For The Cumulative Period from January 3, 2006 (Inception) to December 31, 2007
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	9,700	5,900	15,600
Valuation allowance	(9,700)	(5,900)	(15,600)
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Year Ended December 31, 2007	For The Period From January 3, 2006 (Inception) to December 31, 2006	For The Cumulative Period from January 3, 2006 (Inception) to December 31, 2007
Statutory federal income tax rate	(34%)	(34)%	(34)%
Surtax exemption	10%	19%	15%
Valuation allowance	24%	15%	19%
Income tax rate	0%	0%	0%

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS:

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

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), “Business Combinations Revised”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

SCOUT ACQUISITION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Scott Baily	50	President, Secretary and Director	January 3, 2006 thru Present

Scott Baily, President, Secretary and Director. Scott Baily has served as President, Secretary and director of the Company since its inception. Mr. Baily is also the sole officer and director of Lynx Acquisition, Inc., which is a publicly-reporting, non-trading, blank check shell company. Mr. Baily is Chief Operating Officer (COO) and a director of Sands Brothers Venture Capital LLC Funds I-IV. Mr. Baily is involved in all aspects of the management and operation of the venture capital funds. Mr. Baily’s Wall Street career spans nearly 25 years in a variety of senior executive positions at established investment firms. Most recently, he was Senior Partner and Senior Analyst at JPS Fund Group LLC, a hedge fund (2004-2005). From 2001-2004, Mr. Baily was CEO and President of GrandView Partners, a financial advisory firm focused on the small cap and emerging growth sectors. Previously, at BlueStone Capital Partners, from 1996-2001, Mr. Baily was a Senior Vice President, Director of Research, and Senior Equity Analyst. In 2000, while at BlueStone Mr. Baily was named by the Wall Street Journal as an All Star Analyst for his stock-picking ability in the healthcare sector. Earlier in his career, Mr. Baily worked at Barrow Street Research 1988-1996, Smith Barney, Harris Upham, Inc. 1984-1988, and Paine Webber, Jackson & Curtis (1982-1984) in a variety of senior research positions and investment banking. Mr. Baily also serves as President, Secretary and director of Scout Acquisition, Inc., which is also a blank check, non-trading, publicly-reporting shell company. Mr. Baily was educated at Alma College, where he earned a double B.A. degree in Business Administration and Corporate Relations in 1981. Mr. Baily did his graduate work in Business Administration at Central Michigan University (1981-1982) and the University of Detroit (1983).

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Scott Baily, President, Secretary and Director	2007	None
	2006	None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 28, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 12. Certain Relationships and Related Transactions.

On February 22, 2007, the Company issued four promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to SBV, SBV-II, SBV-III, and SBV-IV, respectively (the “February 2007 Notes”). The February 2007 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the February 2007 Notes will reach maturity on February 22, 2009.

On March 13, 2008, the Company issued four additional promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to SBV, SBV-II, SBV-III, and SBV-IV, respectively (the “March 2008 Notes”). The March 2008 Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the 2008 Notes will reach maturity on March 13, 2010.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,500 for the fiscal year ended December 31, 2007 and $19,500 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007 and no fees billed for the fiscal year ended December 31, 2006.

Tax Fees

There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007 and no fees billed for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2007 and no fees billed for the fiscal year ended December 31, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUT ACQUISITION, INC.

Dated: March 28, 2008	By:	/s/ Scott Baily
Scott Baily
President, Secretary and Director