Form 10-Q
period 2008-03-31
SCOUT ACQUISITION INC
filed 2008-05-15
CIK 1358342

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52087

Scout Acquisition, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0133324
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, NY 10016
(Address of principal executive offices)

(212) 953-4983
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2008.

SCOUT ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2008 and December 31, 2007	1

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and for the Cumulative Period from January 3, 2006 (Inception) to March 31, 2008	2

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception) to March 31, 2008	3

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and for the Cumulative Period from January 3, 2006 (Inception) to March 31, 2008	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$34,770	$6,454
Prepaid expenses	1,875	2,500

TOTAL ASSETS	$36,645	$8,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,386	$10,834
TOTAL CURRENT LIABILITIES	15,386	10,834

LONG TERM LIABILITIES:
Loans from stockholders	88,750	53,750

TOTAL LIABILITIES	104,136	64,584

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(92,491)	(80,630)

TOTAL STOCKHOLDERS’ DEFICIENCY	(67,491)	(55,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$36,645	$8,954

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

General and administrative expenses	10,809	12,576	87,605

LOSS BEFORE OTHER EXPENSES	(10,809)	(12,576)	(87,605)

OTHER EXPENSES:
Interest expense	1,052	304	4,886

NET LOSS	$(11,861)	$(12,880)	$(92,491)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net loss	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net loss	-	-	-	-	-	(41,276)	(41,276)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,630)	(55,630)
Net loss (unaudited)	-	-	-	-	-	(11,861)	(11,861)
BALANCE, MARCH 31, 2008 (unaudited)	-	$-	1,500,000	$150	$24,850	$(92,491)	$(67,491)

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,861)	$(12,880)	$(92,491)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	625	3,125	(1,875)
Increase in accounts payable and accrued expenses	4,552	5,304	15,386
Net cash used in operating activities	(6,684)	(4,451)	(78,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	35,000	35,000	88,750
Net cash provided by financing activities	35,000	35,000	113,750

NET INCREASE IN CASH	28,316	30,549	34,770

Cash, beginning of period	6,454	271	-

CASH, END OF PERIOD	$34,770	$30,820	$34,770

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through March 31, 2008 of $92,491. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
March 31, 2008

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

The Company has approximately $19,700 and $11,000 in gross deferred tax assets at March 31, 2008 and 2007, respectively, resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain. The valuation allowance increased $4,100 in 2008.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact n the company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

As of March 31, 2008, accrued expenses include accrued interest on the loans from stockholders of $4,886.

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to March 31, 2008.

	For The Three Months Ended March 31, 2008	For The Three Months Ended March 31, 2007	For The Cumulative Period from January 3 2006 (Inception) to March 31, 2008
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	4,100	2,100	19,700
Valuation allowance	(4,100)	(2,100)	(19,700)
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Three Months Ended March 31, 2008	For The Three Months Ended March 31, 2007	For The Cumulative Period from January 3 2006 (Inception) to March 31, 2008
Statutory federal income tax rate	(34%)	(34)%	(34)%
Surtax exemption	0%	18%	12%
Valuation allowance	34%	16%	22%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Management does not believe that any other recently issued, but not yet effective Accounting Pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 6 -	INTERIM FINANCIAL STATEMENTS:

The interim financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to March 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2008, and results of operations, and cash flows for the three month periods ended March 31, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to March 31, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Scout Acquisition, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, New York 10016. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, Scott Baily, our sole officer and director, has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $36,645 comprised exclusively of cash and prepaid expenses.  This compares with assets of $33,945, comprised exclusively of cash and prepaid expenses, as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $15,386, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of March 31, 2007 of $6,500, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three months Ended	January 3, 2006 (Inception) to
	March 31, 2008	March 31, 2008
Net cash used in operating activities	$(6,684)	$(78,980)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$35,000	$113,750
Net effect on cash	$28,316	$34,770

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $11,861, as a result of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $12,880 for the three months ending March 31, 2007, as a result of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in April of 2007.

For the period from January 3, 2006 (Inception) to March 31, 2008, the Company had a net loss of $92,491, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in June of 2006 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 13, 2008, the Company issued four promissory notes, bearing eight and one quarter percent (8.25%) interest annually, in the principal amounts of $4,375, $8,750, $17,500, and $4,375 to Sands Brothers Venture Capital LLC, Sands Brothers Venture Capital II LLC, Sands Brothers Venture Capital III LLC, and Sands Brothers Venture Capital IV LLC, respectively (the “Notes”). The Notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on March 13, 2010.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 30, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	SCOUT ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President