Form 10-Q
period 2008-06-30
SCOUT ACQUISITION INC
filed 2008-08-13
CIK 1358342

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2008.

SCOUT ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and 2007 and for the Cumulative Period from January 3, 2006 (Inception) to June 30, 2008	2

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception) to June 30, 2008 (unaudited)	3

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007 and for the Cumulative Period from January 3, 2006 (Inception) to June 30, 2008	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,013	$6,454
Prepaid expenses	-	2,500

TOTAL ASSETS	$17,013	$8,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,768	$10,834

TOTAL CURRENT LIABILITIES	7,768	10,834

LONG TERM LIABILITIES:
Loans from stockholders	88,750	53,750

TOTAL LIABILITIES	96,518	64,584

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(104,505)	(80,630)

TOTAL STOCKHOLDERS’ DEFICIENCY	(79,505)	(55,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,013	$8,954

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	10,383	5,922	21,192	18,498	97,988

LOSS BEFORE OTHER EXPENSES	(10,383)	(5,922)	(21,192)	(18,498)	(97,988)

OTHER EXPENSES:
Interest expense	1,631	1,088	2,683	1,392	6,517

NET LOSS	$(12,014)	$(7,010)	$(23,875)	$(19,890)	$(104,505)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$-	$(.02)	$(.01)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss)	-	-	-	-	-	(41,276)	(41,276)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,630)	(55,630)
Net (loss) (unaudited)	-	-	-	-	-	(23,875)	(23,875)
BALANCE, JUNE 30, 2008 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(104,505)	$(79,505)

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,875)	$(19,890)	$(104,505)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,500	6,250	-
Increase in accounts payable and accrued expenses	(3,066)	(108)	7,768
Net cash used in operating activities	(24,441)	(13,748)	(96,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	35,000	35,000	88,750
Net cash provided by financing activities	35,000	35,000	113,750

NET INCREASE IN CASH	10,559	21,252	17,013

Cash, beginning of period	6,454	271	-

CASH, END OF PERIOD	$17,013	$21,523	$17,013

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through June 30, 2008 of $104,505. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
June 30, 2008

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

The Company has approximately $23,700 and $11,000 in gross deferred tax assets at June 30, 2008 and 2007, respectively, resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain. The valuation allowance increased $8,100 in 2008.

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

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

As of June 30, 2008, accrued expenses include accrued interest on the loans from stockholders of $6,517.

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to June 30, 2008.

	For The Six Months Ended June 30, 2008	For The Six Months Ended June 30, 2007	For The Cumulative Period from January 3 2006 (Inception) to June 30, 2008
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	8,100	3,200	23,700
Valuation allowance	(8,100)	(3,200)	(23,700)
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Six Months Ended June 30, 2008	For The Six Months Ended June 30, 2007	For The Cumulative Period from January 3 2006 (Inception) to March 31, 2008
Statutory federal income tax rate	(34%)	(34)%	(34)%
Surtax exemption	0%	18%	11%
Valuation allowance	34%	16%	23%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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
June 30, 2008

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

The interim financial information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to June 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2008, and results of operations for the three and six month periods ended June 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to June 30, 2008 and cash flows for the six month periods ended June 30, 2008 and 2007 and the cumulative period from January 3, 2006 (Inception) to June 30, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at c/o Sands Brothers Venture Capital LLC, 90 Park Avenue, 31st Floor, New York, NY 10016. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $17,013, comprised exclusively of cash. This compares with assets of $8,954, comprised exclusively of cash and prepaid expenses, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $7,768, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $10,834, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and 2007 and for the cumulative period from January 3, 2006 (inception) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from January 3, 2006 (Inception) to June 30, 2008
Net cash used in operating activities	$(24,441)	$(13,748)	$(96,737)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$35,000	$35,000	$113,750
Net increase in cash	$10,559	$21,252	$17,013

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $12,014 and $23,875, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $7,010 and $19,890 for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in April of 2007.

For the cumulative period from January 3, 2006 (inception) to June 30, 2008, the Company had a net loss of $104,505, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 30, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008	SCOUT ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President, Secretary, and Director