Form 10KSB/A
period 2007-12-31
SCOUT ACQUISITION INC
filed 2008-08-29
CIK 1358342

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52087
_______________________________________________

Scout Acquisition, Inc.

(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	26-0133324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Sands Brothers Venture Capital LLC 90 Park Avenue, 31st Floor New York, New York	10016
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 953-4983

_____________________________________________

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-KSB is to include certain information regarding changes in internal control over financial reporting under Item 8A, amend certain information to conform to SEC requirements in Exhibit 31.1, provide omitted information regarding the disclosure of changes in internal control over financial reporting under Exhibit 31.1, Section 4 (d), and add certain information to the signature page which was not included in the original Form 10-KSB filing.

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

Item 7. Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
DECEMBER 31, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accountants	F - 1

Balance Sheets as of December 31, 2007 and 2006	F - 2

Statements of Operations for the Year Ended December 31, 2007 and for the Periods from January 3, 2006 (inception) through December 31, 2006 and 2007	F - 3

Statement of Stockholders’ Deficiency from January 3, 2006 (inception) to December 31, 2007	F - 4

Statements of Cash Flows for the Year Ended December 31, 2007, and for the Periods from January 3, 2006 (inception) through December 31, 2006 and 2007	F - 5

Notes to Financial Statements	F - 6 – F - 11

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

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Year Ended December 31, 2007	For The Period From January 3, 2006 (Inception) to December 31, 2006	For The Cumulative Period from January 3, 2006 (Inception) to December 31, 2007
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	10%	19%	15%
Valuation allowance	24%	15%	19%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations Revised”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. The Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. As a result, as of the date of this Amendment, management has concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007. Management has subsequently implemented a control to ensure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings.

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

As of December 31, 2007, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

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

Name and Position	Year	Total Compensation
Scott Baily, President, Secretary and Director	2007 2006	None None

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

SCOUT ACQUISITION, INC.

Dated: August 28, 2008	By:	/s/ Scott Baily
Scott Baily
President, Secretary and Director
Principal Executive Officer and
Principal Financial Officer