Form 10-Q
period 2009-06-30
SCOUT ACQUISITION INC
filed 2009-08-12
CIK 1358342

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2009.

SCOUT ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations (Unaudited) for the Three and Six Months Ended	2
	June 30, 2009 and 2008 and for the Cumulative Period from January 3, 2006
	(Inception) to June 30, 2009

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception)	3
	to June 30, 2009 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009	4
	and 2008 and for the Cumulative Period from January 3, 2006 (Inception)
	to June 30, 2009

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$24,949	$1,688
Prepaid expenses	-	3,750
TOTAL ASSETS	$24,949	$5,438

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$3,861
Loans payable to stockholders	35,000	-
Accrued interest payable to stockholders	3,752	-

TOTAL CURRENT LIABILITIES	38,752	3,861

LONG TERM LIABILITIES:
Loans payable to stockholders	93,750	88,750
Accrued interest payable to stockholders	10,152	9,780

	103,902	98,530

TOTAL LIABILITIES	142,654	102,391

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(142,705)	(121,953)

TOTAL STOCKHOLDERS’ DEFICIENCY	(117,705)	(96,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$24,949	$5,438

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2009	2008	2009	2008	2009
REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	6,680	10,383	16,628	21,192	128,801

LOSS BEFORE OTHER EXPENSES	(6,680)	(10,383)	(16,628)	(21,192)	(128,801)

OTHER EXPENSES:
Interest expense	2,456	1,631	4,124	2,683	13,904

NET LOSS	$(9,136)	$(12,014)	$(20,752)	$(23,875)	$(142,705)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)	$(.01)	$(.02)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM JANUARY 3, 2006 (INCEPTION) TO JUNE 30, 2009

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-

Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000

Net (loss)	-	-	-	-	-	(39,354)	(39,354)

BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)

Net (loss)	-	-	-	-	-	(41,276)	(41,276)

BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,630)	(55,630)

Net (loss)	-	-	-	-	-	(41,323)	(41,323)

BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,953)	(96,953)

Net (loss)	-	-	-	-	-	(20,752)	(20,752)

BALANCE, JUNE 30, 2009 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(142,705)	$(117,705)

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		For the Cumulative Period from January 3, 2006 (Inception) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,752)	$(23,875)	$(142,705)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,750	2,500	-
Increase in accrued interest payable	4,124	-	13,904
(Decrease) in accounts payable and accrued expenses	(3,861)	(3,066)	-
Net cash used in operating activities	(16,739)	(24,441)	(128,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	40,000	35,000	128,750
Net cash provided by financing activities	40,000	35,000	153,750

NET INCREASE IN CASH	23,261	10,559	24,949

Cash, beginning of period	1,688	6,454	-

CASH, END OF PERIOD	$24,949	$17,013	$24,949

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through June 30, 2009 of $142,705.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans.  The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.  Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
June 30, 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company is unaware of any uncertain tax positions.

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
June 30, 2009

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

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000.  These loans accrue interest at 8.25%.  These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 13, 2010.  At June 30, 2009 these loans and related accrued interest of $3,752 are included in current liabilities.

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
June 30, 2009

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

As of June 30, 2009, the Company has net operating loss carryforwards of approximately $143,000 to reduce future federal and state taxable income through 2028.

The provision for (benefit from) income taxes consists of the following for the Period January 3, 2006 (inception) to June 30, 2009.

	For the Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2008	For The Cumulative Period from January 3, 2006 (Inception) to June 30, 2009
Current:
Federal	$-	$-	$-
Deferred tax asset:
Federal	7,900	8,100	38,900
Valuation allowance	(7,900)	(8,100)	(38,900)
	$-	$-	$-

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 -	INCOME TAXES (continued):

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2008	For The Cumulative Period from January 3, 2006 (Inception) to June 30, 2009
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(4)%	0%	7%
Valuation allowance	38%	34%	27%
Income tax rate	0%	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 6 -	INTERIM FINANCIALS STATEMENTS:

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 7 -	SUBSEQUENT EVENTS:

We evaluated all events or transactions that occurred after June 30, 2009 up through August 12, 2009, the date we issued these financial statements. During this period the Company did not have any material recognizable subsequent events

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $24,949 comprised exclusively of cash. This compares with assets of $5,438, comprised exclusively of cash and prepaid expenses, as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $38,752, comprised exclusively of loans payable to stockholders and accrued interest payable to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $3,861, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and June 30, 2008 and for the cumulative period from January 3, 2006 (Inception) to June 30, 2009:

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Cumulative Period from January 3, 2006 (Inception) to June 30, 2009
Net cash used in operating activities	$(16,739)	$(24,441)	$(128,801)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$40,000	$35,000	$153,750
Net increase in cash	$23,261	$10,559	$24,949

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $9,136 and $20,752 respectively, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009 and Form 10-Q for the quarter ended March 31, 2009 in May of 2009. This compares with a net loss of $12,014 and $23,875 for the three and six months ended June 30, 2008, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Form 10-Q for the quarter ended March 31, 2008 in May of 2008.

For the cumulative period from January 3, 2006 (Inception) to June 30, 2009, the Company had a net loss of $142,705 consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: August 12, 2009	SCOUT ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer