Form 10-Q
period 2009-09-30
SCOUT ACQUISITION INC
filed 2009-11-13
CIK 1358342

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 13, 2009.

SCOUT ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Statements of Operations (Unaudited) for the Three and Nine Months Ended	4
	September 30, 2009 and 2008 and for the Cumulative Period from January 3, 2006
	(Inception) to September 30, 2009

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception)	5
	to September 30, 2009 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009	6
	and 2008 and for the Cumulative Period from January 3, 2006 (Inception)
	to September 30, 2009

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$15,841	$1,688
Prepaid expenses	6,875	3,750

TOTAL ASSETS	$22,716	$5,438

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,500	$3,861
Loans payable to stockholders	35,000	-
Accrued interest payable to stockholders	4,474	-

TOTAL CURRENT LIABILITIES	44,974	3,861

LONG TERM LIABILITIES:
Loans payable to stockholders	93,750	88,750
Accrued interest payable to stockholders	11,886	9,780

	105,636	98,530

TOTAL LIABILITIES	150,610	102,391

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(152,894)	(121,953)

TOTAL STOCKHOLDERS’ DEFICIENCY	(127,894)	(96,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$22,716	$5,438

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Cumulative Period from January 3, 2006 (Inception) to September 30,
	2009		2008		2009	2008	2009
REVENUE		$-		$-	$-	$-	$-

General and administrative expenses		7,733		8,198	24,361	29,390	136,534

LOSS BEFORE OTHER EXPENSES		(7,733)		(8,198)	(24,361)	(29,390)	(136,534)

OTHER EXPENSES:
Interest expense		2,456		1,632	6,580	4,315	16,360

NET LOSS		$(10,189)		$(9,830)	$(30,941)	$(33,705)	$(152,894)

BASIC AND DILUTED NET LOSS PER SHARE	$	*	$	*	$(.02)	$(.02)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE		1,500,000		1,500,000	1,500,000	1,500,000

*Less than $.01 per share

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss)	-	-	-	-	-	(41,276)	(41,276)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,630)	(55,630)
Net (loss)	-	-	-	-	-	(41,323)	(41,323)
BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,953)	(96,953)
Net (loss)	-	-	-	-	-	(30,941)	(30,941)
BALANCE, SEPTEMBER 30, 2009 (UNAUDITED)	-	$-	1,500,000	$150	$24,850	$(152,894)	$(127,894)

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the Cumulative Period from January 3, 2006 (Inception) to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(30,941)	$(33,705)	$(152,894)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(3,125)	(1,875)	(6,875)
Increase in accrued interest payable to stockholders	6,580	4,315	16,360
Increase(Decrease) in accounts payable and accrued expenses	1,639	(7,000)	5,500
Net cash used in operating activities	(25,847)	(38,265)	(137,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	40,000	35,000	128,750
Net cash provided by financing activities	40,000	35,000	153,750

NET INCREASE IN CASH	14,153	(3,265)	15,841

Cash, beginning of period	1,688	6,454	-

CASH, END OF PERIOD	$15,841	$3,189	$15,841

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through September 30, 2009 of $152,894, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1    -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes:

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2009, the Company is unaware of any uncertain tax positions.

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2    -          LOANS PAYABLE TO STOCKHOLDERS (continued):

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

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans accrue interest at 8.25%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 13, 2010. At September 30, 2009, these loans and related accrued interest of $4,474 were included in current liabilities.

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

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 4    -          INCOME TAXES:

As of September 30, 2009, the Company has net operating loss carryforwards of approximately $153,000 to reduce future federal and state taxable income through 2028.

The provision for (benefit from) income taxes consists of the following for the Period June 30, 2006 (inception) to September 30, 2009.

	For the Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	For The Cumulative Period from January 3, 2006 (Inception) to September 30, 2009
Current:
Federal	$-	$-	$-
Deferred:
Federal	(11,900)	(10,100)	(42,900)
Valuation allowance	11,900	10,100	42,900
	$-	$-	$-

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	For The Cumulative Period from January 3, 2006 (Inception) to September 30, 2009
Statutory federal income tax rate	(34)%	(34)%	(34)%
Surtax exemption	(4)%	(2)%	6%
Valuation allowance	38%	36%	28%
Income tax rate	0%	0%	0%

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification as of September 30, 2009 and changed the referencing of authoritative accounting literature to conform to the Codification.

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

NOTE 6 -	SUBSEQUENT EVENTS:

We evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date we issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $22,716 comprised exclusively of cash and prepaid expenses. This compares with assets of $5,438, comprised exclusively of cash and prepaid expenses, as of December 31, 2008. The Company’s current liabilities as of September 30, 2009 totaled $44,974, comprised exclusively of loans payable to stockholders, accrued interest payable to stockholders and accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2008 of $3,861, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009 and September 30, 2008 and for the cumulative period from January 3, 2006 (Inception) to September 30, 2009:

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Cumulative Period from January 3, 2006 (Inception) to September 30, 2009
Net cash used in operating activities	$(25,847)	$(38,265)	$(137,909)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$40,000	$35,000	$153,750
Net increase (decrease) in cash	$14,153	$(3,265)	$15,841

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $10,189 and $30,941 respectively, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009, Form 10-Q for the quarter ended March 31, 2009 in May of 2009 and Form 10-Q for the quarter ended June 30, 2009 in August of 2009. This compares with a net loss of $9,830 and $33,705 for the three and nine months ended September 30, 2008, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Form 10-Q for the quarter ended March 31, 2008 in May of 2008 and Form 10-Q for the quarter ended June 30, 2008 in August of 2008.

For the cumulative period from January 3, 2006 (Inception) to June 30, 2009, the Company had a net loss of $152,894 consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Dated: November 13, 2009	SCOUT ACQUISITION, INC.

	By:	/s/ Scott Baily
Scott Baily
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer