Form 10-Q
period 2010-03-31
SCOUT ACQUISITION INC
filed 2010-05-17
CIK 1358342

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52087

Scout Acquisition, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0133324
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Sands Brothers Venture Capital LLC, 601 Lexington Avenue, New York, NY 10022
 (Address of principal executive offices)

(212) 953-4999
(Registrant’s telephone number, including area code)

15 Valley Drive, Greenwich, CT 06831
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 17, 2010.

SCOUT ACQUISITION, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and March 31, 2009 and for the Cumulative Period from January 3, 2006 (Inception) to March 31, 2010	2

	Statement of Stockholders’ Deficiency for the Period from January 3, 2006 (Inception) to March 31, 2010 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and March 31, 2009 and for the Cumulative Period from January 3, 2006 (Inception) to March 31, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved.	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$5,042	$7,542
Prepaid expenses	3,125	5,000
TOTAL ASSETS	$8,167	$12,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,000	$4,000
Loans payable to stockholders	128,750	88,750
Accrued interest payable to stockholders	21,272	16,305

TOTAL CURRENT LIABILITIES	160,022	109,055

LONG TERM LIABILITIES:
Loans payable to stockholders	-	40,000
Accrued interest payable	-	2,512

	-	42,512

TOTAL LIABILITIES	160,022	151,567

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	24,850	24,850
Deficit accumulated during the development stage	(176,855)	(164,025)

TOTAL STOCKHOLDERS’ DEFICIENCY	(151,855)	(139,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,167	$12,542

See accompanying notes to unaudited financial statements.

SCOUTACQUISITION, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2010	2009	2010
REVENUE	$-	$-	$-

General and administrative expenses	10,374	9,948	155,582

LOSS BEFORE OTHER EXPENSES	(10,374)	(9,948)	(155,582)

OTHER EXPENSES:
Interest expense	2,456	1,668	21,273

NET (LOSS)	$(12,830)	$(11,616)	$(176,855)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	1,500,000	1,500,000

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE, JANUARY 3, 2006	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	1,500,000	150	24,850	-	25,000
Net (loss)	-	-	-	-	-	(39,354)	(39,354)
BALANCE, DECEMBER 31, 2006	-	-	1,500,000	150	24,850	(39,354)	(14,354)
Net (loss)	-	-	-	-	-	(41,276)	(41,276)
BALANCE, DECEMBER 31, 2007	-	-	1,500,000	150	24,850	(80,630)	(55,630)
Net (loss)	-	-	-	-	-	(41,323)	(41,323)
BALANCE, DECEMBER 31, 2008	-	-	1,500,000	150	24,850	(121,953)	(96,953)
Net (loss)	-	-	-	-	-	(42,072)	(42,072)
BALANCE, DECEMBER 31, 2009	-	-	1,500,000	150	24,850	(164,025)	(139,025)
Net (loss)	-	-	-	-	-	(12,830)	(12,830)
BALANCE, MARCH 31, 2010 (UNAUDITED)	-	-	1,500,000	$150	$24,850	$(176,855)	$(151,855)

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		For the Cumulative Period from January 3, 2006 (Inception) to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(12,830)	$(11,616)	$(176,855)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,875	1,875	(3,125)
Increase in accrued interest payable	2,455	1,668	21,272
Increase in accounts payable and accrued expenses	6,000	7,713	10,000
Net cash used in operating activities	(2,500)	(360)	(148,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	25,000
Proceeds from stockholder loans	-	40,000	128,750
Net cash provided by financing activities	-	40,000	153,750

NET (DECREASE) INCREASE IN CASH	(2,500)	39,640	5,042

Cash, beginning of period	7,542	1,688	-

CASH, END OF PERIOD	$5,042	$41,328	$5,042

See accompanying notes to unaudited financial statements.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses from January 3, 2006 (inception) through March 31, 2010 of $176,855. In addition, the Company’s development activities since inception have been financially sustained through stockholder loans. The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. Management plans to issue more shares of common stock in order to raise money and/or continue to borrow from the Company’s existing stockholders until a business combination is effective.

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
March 31, 2010

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company is unaware of any uncertain tax positions.

(f)	Fair Value of Financial Instruments:

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
March 31, 2010

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

On March 13, 2008, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $35,000. These loans accrued interest at 8.25%. These loans and all accrued interest were to be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, were to mature on March 13, 2010. On March 12, 2010, the Company entered into an amended and restated promissory note for each of these loan agreements, extending the maturity rates to December 31, 2010 and increasing the interest rate to 12%.

On March 27, 2009, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $40,000. These loans accrue interest at 8.25%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on March 27, 2011.

NOTE 3 -	INCOME TAXES:

As of March 31, 2010, the Company has net operating loss carryforwards of approximately $177,000 to reduce future federal and state taxable income through 2029.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The Company has approximately $52,000 and $35,000 in deferred tax assets at March 31, 2010 and 2009, respectively, resulting from net operating loss carryfowards.  At March 31, 2010 and 2009, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefit is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

SCOUT ACQUISITION, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements would have a material effect on the accompanying financials statements, if adopted.

NOTE 5 -	INTERIM FINANCIAL STATEMENTS:

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operation and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2009.  Interim results are not necessarily indicative of the results for a full year.

NOTE 6 -	SUBSEQUENT EVENTS:

On April 7, 2010, the Company entered into loan agreements with certain of its stockholders in the aggregate amount of $20,000. These loans accrue interest at 12%. These loans and all accrued interest shall be repaid in full upon the completion of a merger, and if not, the loans, including all accrued interest, will mature on December 31, 2012.

On May 14, 2010, and effective as of that date, the board of directors of the Company elected a new director to serve on the Board of the Company and as President and Secretary of the Company upon the resignation of the previous President, Secretary and Director.

Subsequent events have been evaluated through the time of the filing of our Quarterly Report on Form 10-Q.

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

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at c/o Sands Brothers Venture Capital LLC, 601 Lexington Avenue, 51st Floor, New York, NY 10022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $8,167, comprised exclusively of cash and prepaid expenses.  This compares with assets of $12,542, comprised exclusively of cash and prepaid expenses, as of December 31, 2009.  The Company’s current liabilities as of March 31, 2010 totaled $160,022, comprised exclusively of accounts payable, accrued expenses loans payable to stockholders and accrued interest payable to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $109,055, comprised exclusively of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and March 31, 2009 and for the cumulative period from January 3, 2006 (inception) to March 31, 2010:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Cumulative Period from January 3, 2006 (Inception) to March 31, 2010
Net cash used in operating activities	$(2,500)	$(360)	$(148,708)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$-	$40,000	$153,750
Net increase/(decrease) in cash	$(2,500)	$39,640	$5,042

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2010, the Company had a net loss of $12,830 consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010.  This compares with a net loss of $11,616 for the three months ended March 31, 2009, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009.

For the cumulative period from January 3, 2006 (inception) to March 31, 2010, the Company had a net loss of $176,855, consisting of interest expense on stockholder loans and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in June of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

(a)           On May 14, 2010 and effective as of that date, the board of directors (the “Board”) of Scout Acquisition, Inc. (the “Company”) elected Christopher Kelly to serve as a director of the Company.

(b)           On May 14, 2010 and effective immediately after the election of Christopher Kelly, Scott Baily resigned from his positions of President, Secretary and director of the Company.  Mr. Baily’s resignation letter is attached hereto as Exhibit 17.1

(c)           On May 14, 2010 and effective as of that date, the Board appointed Christopher Kelly to serve as the Company’s President and Secretary to fill the vacancy created by Mr. Baily’s resignation.

Biographical Information

Christopher Kelly, 52, President and Secretary of the Company since May 14, 2010, is a partner, and the Chief Operating Officer and Chief Compliance Officer of Sands Brothers since April 2008. Mr. Kelly joined Sands Brothers from Pirate Capital LLC, an investment advisor, where he served as General Counsel and Chief Compliance Officer from February 2006 to April 2008. Prior to that, he served as General Counsel of Gilman and Ciocia Inc., a broker dealer holding company, from October of 2004 to February of 2006.  Mr. Kelly earned a bachelors of arts, with High Honors, from the University of Virginia and a juris doctor from the University of Virginia School of Law. Mr. Kelly’s legal knowledge and expertise as an officer of investment management and advisory firms will be beneficial to the Company in assessing and identifying target companies.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

17	Resignation Letter from Scott Baily.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 17, 2010	SCOUT ACQUISITION, INC.

	By:	/s/ Christopher Kelly
Christopher Kelly
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer